Form 10-K/A
period 2001-12-31
FINANCIAL ASSET SE CP SOUNDVIEW HM EQ LN AS BK CER SE 2001-1
filed 2002-12-18
CIK 1138038

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 27, 2002 on behalf of Soundview Home Equity Loan Trust Home Equity
  Loan Asset-Backed Certs., Series 2001-1 established pursuant to the Pooling and Servicing Agreement among Financial Asset Securities Corporation as Depositor, Saxon Mortgage Inc as Seller and Master Servicer, Meritech Mortgage Services Inc as Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Soundview Home Equity Loan Trust, Home Equity Loan Asset-Backed Certs., Series 2001-1 registered under the Securities Act of
  1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Meritech Mortgage Services Inc., as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Meritech Mortgage Services Inc., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, November 27, 2001, and December 27, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Soundview Home Equity Loan Trust
    Home Equity Loan Asset-Backed Certs.
    Series 2001-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:    Kwan Lee, as Vice President

  By: /s/   Kwan Lee

  Dated: December 16, 2002



Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Soundview Home Equity Loan Trust Home Equity Loan Asset-Backed Certs. Series 2001-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Kwan Lee
      [Signature]


      Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Meritech Mortgage Services Inc., as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Meritech Mortgage Services Inc., as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

Deloitte & Touche LLP
Suite 500

Eighth & Main Building
707 East Main Street
Richmond, Virginia 23219
Tel: (804) 697-1500
Fax: (804) 697-1825
www.us.deloitte.com

Deloitte
&Touche (LOGO)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Meritech Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion about Meritech Mortgage Services, Inc.'s (the "Company"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects, except as noted in the four succeeding paragraphs.

In five of the sixty tax or insurance payments selected for testing, the Company did not make the escrow payment on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively.

In eight of the thirty custodial bank accounts selected for testing for May, the reconciliations included reconciling items which were older than 90 days. For October, there were two of the thirty custodial bank accounts selected for testing included reconciling items that were older than 90 days.

In two of the thirty late payment penalties for tax and insurance payments selected for testing, the Company charged the mortgagor for the late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice for amounts that should have been paid from the servicing entity's funds.

In fifteen of the sixty escrow accounts selected for testing, the Company did not complete the mortgagor's escrow account analysis within a year.

March 15, 2002

Deloitte
Touche
Tohmatsu


EX 99.2 (a)

Meritech
MORTGAGE SERVICES, INC. (LOGO)

March 15, 2002

As of and for the year ended December 31, 2001, Meritech Mortgage Services, Inc (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers except as noted on the attached Appendix A. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $15 million and $10 million, respectively.

Dennis Stowe
President, Meritech Mortgage Services, Inc.

David Dill
Executive Vice President
Meritech Mortgage Services, Inc.

We are a debt collector. Any information obtained will be used for that purpose.

Meritech Mortgage Services, Inc. * 4708 Mercantile Drive North *
Fort Worth, TX 76137-3605 P.O. Box 161489 * Fort Worth, TX 76161-1489 *
(817) 665-7200 * Fax (817) 665-7400


EX 99.3 (a)

Meritech
MORTGAGE SERVICES, INC. (LOGO)

Dear Sir/Madam:

The undersigned Officer certifies the following for the 2001 fiscal year:

(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year. If there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status.

(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing:

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect:

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(f) All Custodial Accounts have been reconciled and are properly funded.

(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050j/6050p of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

David Dill
Executive Vice President

March 30, 2002

We are a debt collector. Any information obtained will be used for that purpose.

Meritech Mortgage Services, Inc. * 4708 Mercantile Drive North *
Fort Worth, TX 76137-3605
PO. Box 161489 * Fort Worth, TX 76161-1489
(817) 665-7200 * Fax (817) 665-7400